Form 10-K/A
period 2020-12-31
Yucaipa Acquisition Corp
filed 2021-06-10
CIK 1815302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

As of June 10, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Yucaipa Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Report”) amends the Annual Report on Form 10-K of Yucaipa Acquisition Corporation for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on June 8, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 4, 2020 (inception) through December 31, 2020, the audited balance sheet issued in connection with the Company’s initial public offering on August 6, 2021, and the unaudited interim financial statements as of, and for the periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants and forward purchase agreement, including related warrants, to purchase Class A ordinary shares (the “Warrants/FPA”) and should no longer be relied upon.

Historically, the Warrants/FPA were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants/FPA, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant and forward purchase agreement and the Company’s application of ASC 815-40 to the warrant and forward purchase agreement. We reassessed our accounting for the Warrants/FPA issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants/FPA should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants/FPA did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants/FPA does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective, and a material weakness existed in the Company’s internal control over financial reporting. For more information, see Item 9A included in this Report.

We are filing this Report to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except as described above, no other information included in the Original Filing is being amended or updated by this Report and this Report does not purport to reflect any information or events subsequent to the Original Filing. This Report continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

CERTAIN TERMS

Unless otherwise stated in this Report, references to:

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

ii

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

Facilities

We currently maintain our executive offices at 9130 West Sunset Boulevard, Los Angeles, CA 90069. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are a recently formed company, incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and forward purchase agreement we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant and forward purchase liabilities, change in fair value of derivative warrant liabilities and forward purchase agreement, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures” included in this Report.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants, private placement warrants and forward purchase warrants, and determined that our warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

Therefore, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

(b) Holders

As of December 31, 2020, there was one holder of record of our units, was one holder of record of our Class A ordinary shares, were three holders of record for our Class B ordinary shares and were two holders of record for our warrants.

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

In this Report, we are restating (i) our audited financial statements as of December 31, 2020, our audited financial statements for the period from June 4, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with our initial public offering on August 6, 2021, and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 6, 2020, our warrants and forward purchase agreement were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with our audit committee, we concluded that our previously issued audited financial statements as of December 31, 2020, audited financial statements for the period from June 4, 2020 (inception) through December 31, 2020 and audited balance sheet issued in connection with our initial public offering on August 6, 2021, and the unaudited interim financial statements as of, and for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our Warrants/FPA and should no longer be relied upon.

Historically, the Warrants/FPA were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants/FPA, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the company’s historical interpretation of the specific provisions within its warrant agreements and forward purchase agreement and the company’s application of ASC 815-40 to the warrant agreement and forward purchase agreement. We reassessed our accounting for Warrants/FPA issued on August 6, 2020 in light of the SEC Staff’s published views and, based on this reassessment, we determined that the Warrants/FPA should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

Our accounting for the Warrants/FPA as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the company’s warrants and forward purchase agreement as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 4, 2020 (inception) through December 31, 2020, we had net loss of approximately $10.7 million, which consisted of approximately $10.1 million loss from changes in fair value of derivative liabilities, approximately $0.4 million of financing costs for derivative liabilities, approximately $243,000 in general and administrative expenses, and approximately $50,000 of administrative expenses paid to a related party, which was partially offset by approximately $23,000 of interest income earned on the investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants and and the forward purchase agreement issued in connection with our IPO,as liabilities at their fair value and adjust the warrants and forward purchase agreement to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from June 4, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $10.1 million. We also recognized a charge of $0.4 million for the amount of offering costs ascribed to the derivative liabilities that was offset by an increase in additional paid-in capital.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 30,118,318 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 public warrants to investors in our IPO and issued 5,933,333 private placement warrants to our sponsor. We will also be distributing warrants (which will be in the form of distributable redeemable warrants and, to the extent any public stockholders redeem Class A ordinary shares in connection with the initial business combination, distributable redeemable warrants and private placement warrants) to purchase 34,500,000 shares of our Class A ordinary shares in connection with the closing of our initial business combination. All of our outstanding warrants and distributable redeemable warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the IPO and private placement, and distributable redeemable warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.

We entered into a forward purchase agreement with our sponsor, which provides for the purchase of up to $50.0 million of units, with each unit consisting of one Class A ordinary share (the “forward purchase shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “forward purchase warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, we recognize the forward purchase agreement as a liability at fair value and adjust the instrument to fair value at each reporting period.

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

Our statements of operations include a presentation of loss per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares for the period from June 4, 2020 (inception) through December 31, 2020 is calculated by dividing the investment income earned on the trust account of approximately $23,000 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares for the period from June 4, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $10.8 million, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants and forward purchase agreement. Since issuance August 6, 2020, our warrants and and forward purchase agreement were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants and forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants and forward purchase agreement we issued in connection with the August 2020 IPO, see  “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

	Class B Ordinary Shares			Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Approximate Percentage of Voting Control(2)
Yucaipa Acquisition Manager LLC (our sponsor)(3)	8,565,000		99.30%	—	—		19.9%
Integrated Core Strategies (US) LLC(4)	—		—	2,733,100	7.92%		6.34%
Ronald W. Burkle(3)	8,565,000		99.30%	—	—		19.9%
Ira Tochner	—		—	—	—		—
Christel Sicé	30,000	*		—	—	*
Yusef Jackson	30,000	*		—	—	*
All officers and directors as a group (four individuals)	8,625,000		100%	—	—		20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 9130 West Sunset Boulevard, Los Angeles, CA.
(2)	Assuming the automatic conversion of Class B ordinary shares into the shares of Class A ordinary shares at the time of the Company’s initial business combination.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Incorporation(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

4.2	Specimen Unit Certificate(2)

4.3	Specimen Class A Ordinary Share Certificate(2)

4.4	Specimen Warrant Certificate(2)

4.5	Description of Registrant’s Securities(3)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, and Certain Other Equityholders Named Therein(1)

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors(1)

10.5	Forward Purchase Agreement between the Company and the Sponsor(1)

10.6	Administrative Services Agreement between the Company and the Sponsor(1)

10.6	Form of Indemnity Agreement(2)

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the principal executive officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the principal financial and accounting officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on July 29, 2020.
(3)	Incorporated by reference to the registrant’s Form 10-K, filed with the SEC on March 30, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 10, 2021

YUCAIPA ACQUISITION CORPORATION

/s/ Ronald W. Burkle
Name:	Ronald W. Burkle
Title:	President and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ronald W. Burkle	President and Chairman of the Board of Directors	June 10, 2021
Ronald W. Burkle	(Principal Executive Officer)

/s/ Ira Tochner	Chief Financial Officer and Chief Operating Officer	June 10, 2021
Ira Tochner	(Principal Financial and Accounting Officer)

/s/ Christel Sicé	Director	June 10, 2021
Christel Sicé

/s/ Yusef Jackson	Director	June 10, 2021
Yusef Jackson

YUCAIPA ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Yucaipa Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yucaipa Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants and forward purchase agreement as liabilities. The Company previously accounted for its warrants and forward purchase agreement as equity instruments. Management evaluated its warrants and forward purchase agreement against the Public Statement, and determined that the warrants and forward purchase agreement should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and forward purchase agreement.

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

New York. New York

June 10, 2021

YUCAIPA ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2020

(As Restated)

Assets
Current assets:
Cash	$1,041,923
Prepaid expenses	243,466

Total current assets	1,285,389
Investments held in Trust Account	345,023,329

Total assets	$346,308,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$111,025
Accrued expenses	53,539

Total current liabilities	164,564
Deferred underwriting commissions	12,075,000
Derivative liabilities	27,885,970

Total liabilities	40,125,534
Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 30,118,318 shares subject to possible redemption at $10.00 per share	301,183,180
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,381,682 shares issued and outstanding (excluding 30,118,318 shares subject to possible redemption)	438
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	862
Additional paid-in capital	16,048,527
Accumulated deficit	(11,049,823)

Total shareholders’ equity	5,000,004

Total Liabilities and Shareholders’ Equity	$346,308,718

The accompanying notes are an integral part of these financial statements.

YUCAIPA ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the Period from June 4, 2020 (inception) through December 31, 2020

(As Restated)

General and administrative expenses	$243,372
Administrative expenses—related party	50,000

Loss from operations	(293,372)
Interest income earned on investments held in Trust Account	23,329
Change in fair value of derivative liabilities	(10,103,970)
Offering costs—derivative warrant liabilities	(675,810)

Net loss	$(11,049,823)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000

Basic and diluted net income per share, Class A	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,324,257

Basic and diluted net loss per share, Class B	$(1.33)

The accompanying notes are an integral part of these financial statements.

YUCAIPA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from June 4, 2020 (inception) through December 31, 2020

(As Restated)

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities	34,500,000	3,450	—	—	333,266,550	—	333,270,000
Offering costs	—	—	—	—	(18,909,993)	—	(18,909,993)
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,848,000	—	2,848,000
Shares subject to possible redemption	(30,118,318)	(3,012)	—	—	(301,180,168)	—	(301,183,180)
Net loss	—	—	—	—	—	(11,049,823)	(11,049,823)

Balance—December 31, 2020	4,381,682	$438	8,625,000	$862	$16,048,527	$(11,049,823)	$5,000,004

The accompanying notes are an integral part of these financial statements.

YUCAIPA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the Period from June 4, 2020 (inception) through December 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(11,049,823)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	5,000
Change in fair value of derivative liabilities	10,103,970
Offering costs—derivative warrant liabilities	675,810
Net gain from investments held in Trust Account	(23,329)
Changes in operating assets and liabilities:
Prepaid expenses	(218,466)
Accounts payable	111,025
Accrued expenses	(31,461)

Net cash used in operating activities	(427,274)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(102,031)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,328,772)

Net cash provided by financing activities	346,469,197

Net change in cash	1,041,923
Cash—beginning of the period	—

Cash—end of the period	$1,041,923

Supplemental disclosure of noncash investing and financing activities:
Expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$85,000
Payment of offering costs through note payable—related party	$97,031
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$311,506,440
Change in value of Class A ordinary shares subject to possible redemption	$(10,323,260)

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

The Company’s sponsor is Yucaipa Acquisition Manager, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2020. On August 6, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 5).

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

The Company will provide the Public Shareholders, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Citigroup Global Markets Inc. (the “Underwriter) (as discussed in Note 6). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of Founder Shares (as defined below), and a loan of approximately $102,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the audit committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its warrants to purchase ordinary shares that the Company issued in August 2020 (the “Warrants”) and its forward purchase agreement, the Company’s previously issued financial statements for the Affected Periods (as defined below) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, the Company’s warrants and forward purchase agreement were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants and forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Historically, the warrants and forward purchase agreement were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and forward purchase agreement, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant and forward purchase agreements and the Company’s application of ASC 815-40 to the warrant agreement and forward purchase agreement. The Company reassessed its accounting for warrants and the forward purchase agreement issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants and forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets and statements of operations for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$346,308,718	$—	$346,308,718

Liabilities and shareholders’ equity
Total current liabilities	$164,564	$—	$164,564
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative liabilities	—	27,885,970	27,885,970

Total liabilities	12,239,564	27,885,970	40,125,534
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,069,150	(27,885,970)	301,183,180
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	159	279	438
Class B ordinary shares—$0.0001 par value	862	—	862
Additional paid-in-capital	5,269,026	10,779,501	16,048,527
Accumulated deficit	(270,043)	(10,779,780)	(11,049,823)

Total Shareholders’ equity	5,000,004	—	5,000,004

Total liabilities and shareholders’ equity	$346,308,718	$—	$346,308,718

	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(293,372)	$—	$(293,372)
Other (expense) income:
Change in fair value of derivative warrant liabilities and forward purchase agreement	—	(10,103,970)	(10,103,970)
Offering cost—derivative warrant liabilities	—	(675,810)	(675,810)
Interest income earned on investments held in Trust Accounts	23,329	—	23,329

Total other (expense) income	23,329	(10,779,780)	(10,756,451)

Net loss	$(270,043)	$(10,779,780)	$(11,049,823)

Basic and Diluted weighted-average Class A ordinary shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,324,257	—	8,324,257
Basic and Diluted net loss per Class B share	$(0.04)	$(1.28)	$(1.33)

	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(270,043)	$(10,779,780)	$(11,049,823)
Change in fair value of derivative liabilities	—	10,103,970	10,103,970
Offering cost- derivative warrant liabilities	—	675,810	675,810
Initial value of Class A ordinary shares subject to possible redemption	329,288,440	(17,782,000)	311,506,440
Change in fair value of Class A ordinary shares subject to possible redemption	(219,290)	(10,103,970)	(10,323,260)

In addition, the impact to the balance sheet dated August 6, 2020, filed by the Company with the SEC on Form 8-K on August 13, 2020 related to the impact of accounting for the warrants and the forward purchase agreement as liabilities at fair value resulted in a $17.8 million increase to the derivative liabilities line item at August 6, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item, as well as an increase in additional paid-in capital of $0.7 million and decrease in accumulated deficit of $0.7 million. There is no change to total shareholders’ equity at the reported balance sheet date, however the accumulated paid-in-capital, accumulated deficit, and Class A ordinary shares amounts did change for the financing costs.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and for the period from June 4, 2020 (inception) through December 31, 2020 and as of September 30, 2020 and for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants and forward purchase agreement issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the issuance of Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering in August 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 30,118,318 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering, including the over-allotment, and simultaneously issued 5,933,333 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The Company entered into a forward purchase agreement with our sponsor, which provides for the purchase of up to $50.0 million of units, with each unit consisting of one Class A ordinary share (the “forward purchase shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “forward purchase warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, the Company recognizes the instrument as a liability at fair value and adjust the instrument to fair value at each reporting period.

The fair value of the Public Warrants and forward purchase agreement issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares for the period from June 4, 2020 (inception) through December 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $23,000 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares for the period from June 4, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $11.0 million, net income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Warrant Liabilities

As of December 31, 2020, the Company had 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8—Shareholders’ Equity

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

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 13, 2020, the Company issued 8,625,000 Class B ordinary shares, of which up to 1,125,000 Class B shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares. On August 6, 2020, the Underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities money market funds	$345,023,329	$—	$—
Liabilities:
Derivative warrant liabilities — Public Warrants	16,445,000	—	—
Derivative warrant liabilities — Private Warrants	—	—	8,662,670
Forward purchase agreement	—	—	2,778,300

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded.

The fair value of the Public Warrants and forward purchase agreement issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in September 2020.

The estimated fair value of the Private Placement Warrants, Forward Purchase Agreement and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of August 6, 2020	As of December 31, 2020
Warrants:
Option term (in years)	5.0	5.0
Volatility	20%	22%
Risk-free interest rate	0.21%	0.36%
Expected dividends	0.00%	0.00%
Stock price	$9.69	$10.10
Forward purchase agreement:
Expected term	1.1	0.7
Risk-free interest rate	0.14%	0.1%

The change in the fair value of the derivative liabilities measured with Level 3 inputs for the period from June 4, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3- Derivative liabilities at June 4, 2020 (inception)	$—
Issuance of Public and Private Warrants and Forward Purchase Agreement	17,782,000
Change in fair value of derivative warrant liabilities and forward purchase agreement	10,103,970
Transfer of Public Warrants out of level 3	(16,445,000)

Level 3 -Derivative liabilities at December 31, 2020	$11,440,970

Note 10—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the three and for the period from June 4, 2020 (inception) through September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$346,437,009	$—	$346,437,009

Liabilities and shareholders’ equity
Total current liabilities	$162,347	$—	$162,347
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative liabilities	—	21,672,790	21,672,790

Total liabilities	12,237,347	21,672,790	33,910,137
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,199,660	(21,672,790)	307,526,870
Stockholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	158	217	375
Class B ordinary shares—$0.0001 par value	863	—	863
Additional paid-in-capital	5,138,516	4,566,383	9,704,899
Accumulated deficit	(139,535)	(4,566,600)	(4,706,135)

Total shareholders’ equity	5,000,002	—	5,000,002

Total liabilities and shareholders’ equity	$346,437,009	$—	$346,437,009

	For The Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(142,158)	$—	$(142,158)
Other (expense) income:
Change in fair value of derivative liabilities	—	(3,890,790)	(3,890,790)
Offering cost—derivative warrant liabilities	—	(675,810)	(675,810)
Interest earned on cash held in operating account	35	—	35
Interest income earned on investments held in Trust Account	16,417	—	16,417

Total other (expense) income	16,452	(4,566,600)	(4,550,148)

Net loss	$(125,706)	$(4,566,600)	$(4,692,306)

Basic and Diluted weighted-average Class A ordinary shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000	(440,217)	8,184,783
Basic and Diluted net loss per Class B share	$(0.02)	$(0.56)	$(0.58)

	For The Period From June 4, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(155,987)	$—	$(155,987)
Other (expense) income:
Change in fair value of derivative liabilities	—	(3,890,790)	(3,890,790)
Offering cost—derivative warrant liabilities	—	(675,810)	(675,810)
Interest earned on cash held in operating account	35	—	35
Interest income earned on investments held in Trust Account	16,417	—	16,417

Total other (expense) income	16,452	(4,566,600)	(4,550,148)

Net loss	$(139,535)	$(4,566,600)	$(4,706,135)

Basic and Diluted weighted-average Class A ordinary shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000	(552,273)	8,072,727
Basic and Diluted net loss per Class B share	$(0.02)	$(0.57)	$(0.59)

	For the Period From June 4, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(139,535)	$(4,566,600)	$(4,706,135)
Change in fair value of derivative liabilities	—	3,890,790	3,890,790
Offering cost- derivative warrant liabilities	—	675,810	675,810
Initial value of Class A ordinary shares subject to possible redemption	329,288,440	(17,782,000)	311,506,440
Change in fair value of Class A ordinary shares subject to possible redemption	(88,780)	(3,890,790)	(3,979,570)

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 10, 2021, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the financial statements, other than those in Note 2 and Note 10.