Form 10-Q
period 2021-06-30
Yucaipa Acquisition Corp
filed 2021-08-16
CIK 1815302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 16, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

YUCAIPA ACQUISITION CORPORATION
Form
10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for The Three and Six Months Ended June 30, 2021, and for the Period From June 4, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for The Three and Six Months Ended June 30, 2021, and for the Period From June 4, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021, and for the Period from June 04, 2020 (inception) Through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1.
Condensed
Financial Statements
YUCAIPA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$471,107	$1,041,923
Prepaid expenses	199,500	243,466

Total current assets	670,607	1,285,389
Investments held in Trust Account	345,033,580	345,023,329

Total assets	$345,704,187	$346,308,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$380,823	$111,025
Accrued expenses	3,154,581	53,539

Total current liabilities	3,535,404	164,564
Deferred underwriting commissions	12,075,000	12,075,000
Derivative liabilities	24,864,010	27,885,970

Total liabilities	40,474,414	40,125,534
Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 30,022,977 and 30,118,318 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	300,229,770	301,183,180
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,477,023 and 4,381,682 shares issued and outstanding (excluding 30,022,977 and 30,118,318 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	448	438
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	862	862
Additional paid-in capital	17,001,928	16,048,527
Accumulated deficit	(12,003,235)	(11,049,823)

Total shareholders’ equity	5,000,003	5,000,004

Total Liabilities and Shareholders’ Equity	$345,704,187	$346,308,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30, 202 1	For the Six Months Ended June 30, 2021	For The Period From June 4, 2020 (inception) through June 30, 2020
General and administrative expenses	$2,524,031	$3,925,622	$13,829
Administrative expenses - related party	30,000	60,000	—

Loss from operations	(2,554,031)	(3,985,622)	(13,829)
Interest income earned on investments held in Trust Account	5,153	10,250	—
Change in fair value of derivative liabilities	1,272,460	3,021,960	—

Net loss	$(1,276,418)	$(953,412)	$(13,829)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000	34,500,000	—

Basic and diluted net income per share, Class A	$0.00	$0.00	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000	8,625,000

Basic and diluted net loss per share, Class B	$(0.15)	$(0.11)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2021
	Ordinary Shares						Total Shareholders’ Equity
	Class A		Class B		Additional Paid- in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	4,381,682	$438	8,625,000	$862	$16,048,527	$(11,049,823)	$5,000,004
Change in value of Class A ordinary shares subject to possible redemption	(32,300)	(3)	—	—	(322,997)		(323,000)
Net income	—	—	—	—		323,006	323,006

Balance - March 31, 2021	4,349,382	435	8,625,000	862	15,725,530	(10,726,817)	5,000,010
Change in value of Class A ordinary shares subject to possible redemption	127,641	13	—	—	1,276,398	—	1,276,411
Net loss	—	—	—	—	—	(1,276,418)	(1,276,418)

Balance - June 30, 2021	4,477,023	$448	8,625,000	$862	$17,001,928	$(12,003,235)	$5,000,003

	For The Period From June 4, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(13,829)	(13,829)

Balance - June 30, 2020	—	$—	8,625,000	$863	$24,137	$(13,829)	$11,171

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For The Period From June 4, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(953,412)	$(13,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(3,021,960)	—
Interest income earned on investments held in Trust Account	(10,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	43,966	13,829
Accounts payable	269,798	—
Accrued expenses	3,101,042	—

Net cash used in operating activities	(570,816)	—

Net change in cash	(570,816)	—
Cash - beginning of the period	1,041,923	—

Cash - end of the period	$471,107	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accounts payable	$—	$23,450
Deferred offering costs included in accrued expenses	$—	$91,250
Deferred offering costs included in note payable—related party	$—	$52,250
Change in value of Class A ordinary shares subject to possible redemption	$(953,410)	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Yucaipa Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”) described below, and since the initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company entered into a forward purchase agreement with the Company’s sponsor, which provides for the purchase of up to $50.0 million of units, with each unit consisting of one Class A ordinary share (the “forward purchase shares”) and one-third
of one warrant to purchase one Class A ordinary share at $11.50 per share (the “forward purchase warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial business combination (the “Forward Purchase Agreement”). The obligations under the the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. Concurrently with the execution of the Business Combination Agreement (as defined below), the Sponsor and the Company agreed that (i) the Sponsor would not purchase units through the Forward Purchase Agreement in connection with the Proposed Business Combination (as defined below) and (ii) the Forward Purchase Agreement will be terminated effective as of the closing of the Proposed Business Combination, in each case, on the terms and subject to the conditions set forth therein.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Proposed Business Combination
On June 10, 2021, the Company entered into a Business Combination Agreement as amended on July 9, 2021
(see Note 9)

(as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, SIGNA Sports United GmbH, a German limited liability company (“SSU”), SIGNA Sports United B.V., a Dutch private limited liability company and wholly-owned subsidiary of SSU (“TopCo”), Olympics I Merger Sub, LLC, a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“Merger Sub”), and SIGNA International Sports Holding GmbH, a German limited liability company (the “Proposed Business Combination”). Concurrently with the execution of the Business Combination Agreement, the Company and TopCo have also entered into subscription agreements with certain third-party investors and Ronald W. Burkle (the “Subscription Agreements”) for an aggregate of 30,200,000 ordinary shares of TopCo (“TopCo Ordinary Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $302 million (the “PIPE Financing”).
The Business Combination Agreement provides for, among other things, the following transactions on the closing date, in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement:

•
the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving company in the merger (the “Surviving Company”), and each issued and outstanding Class A ordinary share, par value of $0.0001 per share, of the Company (the “Yucaipa Class A Shares”) and Class B ordinary share, par value of $0.0001 per share, of the Company (the “Yucaipa Class B Shares” and, together with the Yucaipa Class A Shares, the “Yucaipa Shares”) will be exchanged for a claim for a corresponding equity security in Merger Sub, which will be contributed as a contribution in kind to TopCo in exchange for one ordinary share of TopCo (such ordinary shares, the “TopCo Ordinary Shares”) (provided that the 8,565,000 Yucaipa Class B Shares held by Sponsor will entitle Sponsor to a claim for equity security in Merger Sub, which upon contribution in kind to TopCo, will be exchanged for 9,815,000 TopCo Ordinary Shares); each outstanding warrant to acquire ordinary shares of the Company will become a warrant to acquire an equal number of TopCo Ordinary Shares;

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
immediately thereafter, TopCo will issue TopCo Ordinary Shares, deemed under the Agreement to have an aggregate value of $2,462 million, to the shareholders of SSU’s capital stock immediately prior to the Closing in exchange for the contribution by such shareholders of all of the paid up shares
(Geschäftsanteile) of SSU (such exchange, the “Exchange”);

•	immediately after giving effect to the Exchange, TopCo will change its legal form to a Dutch public limited liability company; and

•
SSU will consummate the acquisition of Mapil TopCo Limited, a private company limited by shares incorporated in England and Wales (“
Wiggle
” and such acquisition, the “
Wiggle Acquisition
”), the consummation of which is a condition to the Closing of the Business Combination, concurrently with the Closing in accordance with the terms of the definitive transaction agreement for the Wiggle Acquisition (the “
Wiggle SPA
”), which was signed concurrently with the Business Combination Agreement, pursuant to which, (i) on the closing date and in order to give effect to the Wiggle Acquisition, (A) TopCo will pay, or cause to be paid, a consideration in cash to the sellers under the Wiggle SPA, (B) TopCo will issue a number of TopCo Shares equivalent to the Wiggle Equity Consideration (as defined in the Wiggle SPA) (based on a share price of
$10.00
per TopCo Share), and (ii) within
 ten
“Business Days” (as such term is defined in the Wiggle SPA) following the post-closing lock-up period described therein, TopCo will pay, or will cause to be paid to the sellersunder the Wiggle SPA, the Wiggle Deferred Cash Consideration (as defined in the Wiggle SPA).

The obligation of the Company, TopCo, SSU, Merger Sub and SISH to consummate the Proposed Business Combination is subject to certain closing conditions, including, among others: (i) the registration statement on
Form F-4 becoming
effective, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Proposed Business Combination, (iii) the required approval of the Company’s shareholders, (iv) the approval of SSU’s shareholders continuing to be in full force and effect, (v) TopCo having at least $5,000,001 of net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1) of
the Exchange Act) remaining after the closing of the Proposed Business Combination, (vi) the Wiggle Acquisition being consummated simultaneously with closing and (vii) the termination of a certain affiliate agreement.
The proposed transaction is further described in the Company’s Current Report on Form
8-K
as filed with the SEC on June 11, 2021. The Business Combination Agreement, the forms of the Subscription Agreements, an amendment to the Forward Purchase Agreement, and other related agreements are included with the Form
8-K
filing.
Liquidity and Capital Resources
At June 30, 2021, the Company had
approximately
$471,000 in cash and working capital deficit of approximately $2.9 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses of the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), and a loan of approximately $102,000 pursuant to the Note issued to the Sponsor (Note 4) which was fully repaid on August 7, 2020. Subsequent to the Initial Public Offering on August 6, 2020 and through June 30, 2021, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these condensed
financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Public Offering or one year from the issuance of these condensed
financial statements.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limits of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement and units committed to be issued under the Forward Purchase Agreement as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants and Forward Purchase Agreement issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and Forward Purchase Agreement have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilit ies
may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the derivative liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statement of operations. Offering costs associated with the issuance of Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering in August 2020. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, an aggregate of 30,022,977 and 30,118,318 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Net Income Per Ordinary Share
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and as the exercise price of the warrants are in excess of the average ordinary share price for the period and as such would not be exercised.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended June 30, 202 1	For the Six Months Ended June 30, 2021	For the Period From June 4, 20200 (inception) through June 30, 2020
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$5,153	$10,250	$—

Net income attributable to Class A ordinary shares	$5,153	$10,250	$—
Denominator:
Weighted average shares outstanding of Class A ordinary shares , basic and diluted	34,500,000	34,500,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$—

Class B ordinary shares
Numerator:
Net loss	$(1,276,418)	$(953,412)	$(13,829)
Less: Net (income) attributable to Class A ordinary shares	(5,153)	(10,250)	—

Net loss attributable to Class B ordinary shares	$(1,281,571)	$(963,662)	$(13,829)
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.15)	$(0.11)	$(0.00)

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. The Company elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company has agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in expenses for these services which is included as administrative expenses – related party on the accompanying unaudited condensed statements of operations. As of June 30, 2021 and December 31, 2020, no amounts were due to the related party.
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into the Forward Purchase Agreement, which was subsequently amended in connection with the execution of the Business Combination Agreement (as described in Note 1).
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Warrant Liabilities
As of June 30, 2021, the Company has 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a
“covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a
“cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30
-trading
day period ending three trading days before we send the notice of redemption to the warrant holders; and

•
the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 7 — Shareholders’ Equity
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued and outstanding, including 30,022,977 and 30,118,318 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares—
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities money market funds	$345,033,580	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	15,410,000	—	—
Derivative warrant liabilities - Private warrants	—	—	7,950,670
Forward purchase securities	—	—	1,503,340
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities money market funds	$345,023,329	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	16,445,000	—	—
Derivative warrant liabilities - Private warrants			8,662,670
Forward purchase securities	—	—	2,778,300
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded. There were no transfers to/from Level 1, 2 or 3 in the three and six months ended June 30, 2021.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of December 31, 2020
Warrants:
Option term (in years)	5.0	5.0
Volatility	21%	22%
Risk-free interest rate	0.87%	0.36%
Expected dividends	0.00%	0.00%
Stock price	$9.87	$10.10

As of June 30, 2021
Forward purchase securities:
Expected term	0.3
Risk-free interest rate	0.05%
Stock price	$1.34 - $9.87
The change in the fair value of the derivative liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3- Private warrant liabilities and forward purchase securities liability at December 31, 2020	$11,440,970
Change in fair value of private warrant liabilities and forward purchase securities liability	(1,404,500)

Level 3 -Private warrant liabilities and forward purchase securities liability at March 31, 2021	$10,036,470
Change in fair value of private warrant liabilities and forward purchase securities liability	(582,460)

Level 3 -Private warrant liabilities and forward purchase securities liability at June 30, 2021	$9,454,010

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date unaudited condensed financial statements were issued. Based on this evaluation, the Company identified the following subsequent event for disclosure.
On July 2, 2021, TopCo submitted a Registration Statement on
Form F-4 to
the SEC with respect to the Proposed Business Combination.
On July 9, 2021, the Company, SSU and SISH entered into the First Amendment to the Business Combination Agreement (“Amendment No. 1 to Business Combination Agreement”), pursuant to which, among other things, the parties thereto have agreed to (i) reduce the number of TopCo Ordinary Shares to which the Sponsor will ultimately be entitled with respect to its Class B ordinary shares of the Company from 9,875,000 TopCo Ordinary Shares to 9,815,000 TopCo Ordinary Shares (“TopCo Ordinary Share Adjustment”), and (ii) include SSU’s transaction expenses as a reduction in the cash held in the Company’s trust account as of the closing of the Business Combination for purposes of calculating the “Minimum Available Cash Condition” (as defined in the Business Combination Agreement), in each case, on the terms and subject to the conditions set forth therein.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, SSU, TopCo and certain individuals party thereto (the “Insiders”) entered into a letter agreement (the “Sponsor Agreement”). In connection with Amendment No. 1 to Business Combination Agreement, on July 9, 2021, the Company, the Sponsor, SSU, TopCo and the Insiders entered into the Sponsor Agreement Amendment ( “Amendment No. 1 to Sponsor Agreement”), pursuant to which, among other things, the parties have agreed to waive anti-dilution protections set forth in the Company’s governing documents in excess of 9,815,000 TopCo Ordinary Shares, rather than in excess of 9,875,000 TopCo Ordinary Shares, in alignment with the TopCo Ordinary Share Adjustment included in Amendment No. 1 to Business Combination Agreement.
For more information, the Company filed a Current Report on Form
8-K
on July 9, 2021 which includes and further describes the amendments to the Business Combination Agreement and the Sponsor Agreement.

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

As more fully described in Note 1 and Note 9 in Item 1 to this Quarterly Report on Form 10-Q, on June 10, 2021, we entered into a Business Combination Agreement as amended (see Note 9) on July 2, 2021. We reviewed a number of opportunities to enter into a Business Combination with an operating business before entering into the Business Combination Agreement with SSU. We intend to finance the Business Combination with SSU through a combination of (i) TopCo Ordinary Shares issued to shareholders of SSU, (ii) cash held in the trust account net of redemptions and deferred underwriting discounts and (iii) gross proceeds from the PIPE Financing.
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

Liquidity and Capital Resources
At June 30, 2021, we had approximately $471,000 in cash and working capital deficit of approximately $2.9 million.
Our liquidity needs up to June 30, 2021 had been satisfied through the receipt of $25,000 from our Sponsor to cover certain expenses of our behalf in exchange for the issuance of the Founder Shares, and a loan of approximately $102,000 pursuant to a note issued to our Sponsor, and, subsequent to the Initial Public Offering, the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the outstanding Note balance of $102,000 in full on August 7, 2020. In order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $1.3 million, which consisted of approximately $2.5 million in general and administrative expenses, approximately $30,000 of administrative expenses – related party, and approximately 1.3 million from changes in fair value of derivative liabilities, which was partially offset by approximately $5,000 of interest income earned on the investments held in the Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $1.0 million, which consisted of approximately $3.9 million in general and administrative expenses, approximately $60,000 of administrative expenses – related party, and approximately $3.0 million from changes in fair value of derivative liabilities, which was partially offset by approximately $10,000 of interest income earned on the investments held in the Trust Account.
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
Administrative Support Agreement
Commencing on the date that our securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or our liquidation, we will reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. During the three and six months ended June 30, 2021, we incurred and paid $30,000 and $60,000 in expenses for these services provided, respectively.
Forward Purchase Agreement
As more fully described in Note 1 and Note 9 in Item 1 to this Quarterly Report on Form 10-Q, we entered into the Forward Purchase Agreement with the Sponsor, which was subsequently amended in connection with the execution of the Business Combination Agreement.
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
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for our warrants issued in connection with its Initial Public Offering and Private Placement and units committed to be issued under the Forward Purchase Agreement as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.
The fair value of the Public Warrants and Forward Purchase Agreement issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and Forward Purchase Agreement have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, an aggregate of 30,022,977 and 30,118,318 Class A ordinary shares subject to possible redemption, respectively are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net Income Per Ordinary Share
Our unaudited condensed statements of operations include a presentation of income (loss) per Class A ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021. The Company elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a15(e) and
15d-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering and Private Placement and Forward Purchase Agreement, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form
10-K/A
filed with the SEC on June 10, 2021. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s
form 10-K/A
we filed with the SEC on June 10, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of June 10, 2021, by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., Olympics Merger Sub and SIGNA International Sports Holding GmbH (1)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of July 9, 2021, by and among the Company, SIGNA Sports United GmbH and SIGNA International Sports Holding GmbH (2)

3.1	Amended and Restated Memorandum and Articles of Association (3)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (3)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (3)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (3)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (3)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (3)

10.5	Administrative Services Agreement between the Company and the Sponsor (3)

10.6	Forward Purchase Agreement between the Company and the Sponsor (3)

10.7	Forward Purchase Agreement Amendment, dated June 10, 2021, between the Company and the Sponsor (1)

10.8	Sponsor Letter Agreement, dated as of June 10, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH and certain individuals party thereto (1)

10.9	Amendment No. 1 to Sponsor Agreement, dated as of July 9, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH, Signa Sports United B.V. and certain individuals party thereto (2)

10.10	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and the Pre-Closing SSU Shareholders party thereto (1)

10.11	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and RSI S.C.S, SICAV-RAIF (1)

10.12	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and Bayerische Beamten Lebensversicherung a.G. (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 9, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 7, 2020 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

YUCAIPA ACQUISITION CORPORATION

By:	/s/ Ronald W. Burkle
Name:	Ronald W. Burkle
Title:	President and Chairman of the Board of Directors
(Principal Executive Officer)