Form 10-Q
period 2021-09-30
Yucaipa Acquisition Corp
filed 2021-11-15
CIK 1815302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

YUCAIPA ACQUISITION CORPORATION
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURE		31

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
YUCAIPA ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$15,095	$1,041,923
Prepaid expenses	157,792	243,466

Total current assets	172,887	1,285,389
Investments held in Trust Account	345,038,790	345,023,329

Total assets	$345,211,677	$346,308,718

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$96,536	$111,025
Accrued expenses	3,952,605	53,539
Due to related party	11,320	—

Total current liabilities	4,060,461	164,564
Deferred underwriting commissions	12,075,000	12,075,000
Derivative liabilities	19,397,960	27,885,970

Total liabilities	35,533,421	40,125,534
Commitments and Contingencies (Note 5)
Class A ordinary shares; 34,500,000 shares subject to possible redemption at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	345,000,000	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authori zed; no nonredeemable Class A ordinary shares issued and outstanding as of September 30, 2021 and December 31, 202 0	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	862	862
Additional paid-in capital	—	—
Accumulated deficit	(35,322,606)	(38,817,678)

Total shareholders’ deficit	(35,321,744)	(38,816,816)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$345,211,677	$346,308,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2021	For The Period From June 4, 2020 (inception) through September 30, 2020
	2021	2020
General and administrative expenses	$992,777	$122,158	$4,918,399	$135,987
Administrative expenses - related party	30,000	20,000	90,000	20,000

Loss from operations	(1,022,777)	(142,158)	(5,008,399)	(155,987)
Interest earned on cash held in operating account	—	35	—	35
Interest income earned on investments held in Trust Account	5,211	16,417	15,461	16,417
Offering cost - derivative warrant liabilities	—	(675,810)	—	(675,810)
Change in fair value of derivative liabilities	5,466,050	(3,890,790)	8,488,010	(3,890,790)

Net income (loss)	$4,448,484	$(4,692,306)	$3,495,072	$(4,706,135)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000	21,000,000	34,500,000	17,563,636

Basic and diluted net income (loss) per share, Class A	$0.10	$(0.16)	$0.08	$(0.18)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000	8,184,783	8,625,000	8,072,727

Basic and diluted net income (loss) per share, Class B	$0.10	$(0.16)	$0.08	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares						Total Shareholders’ Deficit
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	8,625,000	$862	$—	$(38,817,678)	$(38,816,816)
Net income	—	—	—	—		323,006	323,006

Balance - March 31, 2021 (Unaudited)	—	—	8,625,000	862	—	(38,494,672)	(38,493,810)
Net loss	—	—	—	—	—	(1,276,418)	(1,276,418)

Balance - June 30, 2021 (Unaudited)	—	—	8,625,000	862	—	(39,771,090)	(39,770,228)
Net income	—	—	—	—	—	4,448,484	4,448,484

Balance - September 30, 2021 (Unaudited)	—	$—	8,625,000	$862	$—	$(35,322,606)	$(35,321,744)

	For the Period from June 4, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total Shareholder’s Equity (Deficit)
	Class A		Class B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary s h ares to Sponso r	—	—	8,625,000	862	24,138	—	25,000
Net loss	—	—	—	—	—	(13,829)	(13,829)

Balance - June 30, 2020 (unaudited)	—	—	8,625,000	862	24,138	(13,829)	11,171
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,848,000	—	2,848,000
Accretion of Class A ordinary stock subject to possible redemption amount	—	—	—	—	(2,872,138)	(27,767,855)	(30,639,993)
Net loss	—	—	—	—	—	(4,692,306)	(4,692,306)

Balance - September 30, 2020 (unaudited)	—	$—	8,625,000	$862	$—	$(32,473,990)	$(32,473,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED
CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from June 4, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,495,072	$(4,706,135)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	5,000
Change in fair value of derivative liabilities	(8,488,010)	3,890,790
Offering cost- derivative warrant liabilities	—	675,810
Interest income earned on investments held in Trust Account	(15,461)	(16,417)
Changes in operating assets and liabilities:
Prepaid expenses	85,674	(263,919)
Accounts payable	(14,489)	27,520
Accrued expenses	3,899,066	49,827
Due to related party	11,320	—

Net cash used in operating activities	(1,026,828)	(337,524)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Repayment of notes pay a ble to related party	—	(102,031)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(7,328,772)

Net cash provided by financing activities	—	346,469,197

Net change in cash	(1,026,828)	1,131,673
Cash - beginning of the period	1,041,923	—

Cash - end of the period	$15,095	$1,131,673

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$85,000
Payment of offering costs through note payable - related party	$—	$97,031
Deferred underwriting commissions	$—	$12,075,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Yucaipa Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of September 30, 2021, the Company had not comm
e
nced any operations. All activity for the period from June 4, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”) described below, and since the initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Business Combination Agreement provides for, among other things, the following transactions on the closing date
 (the “closing”),
in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement:

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
”), which was signed concurrently with the Business Combination Agreement, pursuant to which, (i) on the closing date and in order to give effect to the Wiggle Acquisition, (A) TopCo will pay, or cause to be paid, a consideration in cash to the sellers under the Wiggle SPA, (B) TopCo will issue a number of TopCo Shares equivalent to the Wiggle Equity Consideration (as defined in the Business Combination Agreement) (based on a share price of $10.00 per TopCo Share), and (ii) within ten “Business Days” (as such term is defined in the Wiggle SPA) following the post-closing lock-up
period described therein, TopCo will pay, or will cause to be paid to the sellers under the Wiggle SPA, the Wiggle Deferred Cash Consideration (as defined in the Business Combination Agreement).

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
, (vi) the Wiggle Acquisition being consummated simultaneously with the Closing
and (vii) the termination of a certain affiliate agreement.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The proposed transaction is further described in the Company’s Current Report on Form
8-K
as filed with the SEC on June 11, 2021. The Business Combination Agreement, the forms of the Subscription Agreements, an amendment to the Forward Purchase Agreement, and other related agreements are included with the Form
8-K
filing.
On July 2, 2021, TopCo filed a Registration Statement on Form
F-4
with the SEC in connection with the Proposed Business Combination (the “Registration Statement on Form F-4”).
On July 9, 2021, the Company, SSU and SISH entered into the First Amendment to the B
u
siness Combination Agreement (“Amendment No. 1 to Business Combination Agreement”), pursuant to which, among other things, the parties thereto have agreed to (i) reduce the number of TopCo Ordinary Shares to which the Sponsor will ultimately be entitled with respect to its Class B ordinary shares of the Company from 9,875,000 TopCo Ordinary Shares to 9,815,000 TopCo Ordinary Shares (“TopCo Ordinary Share Adjustment”), and (ii) include SSU’s transaction expenses as a reduction in the cash held in the Company’s trust account as of the closing of the Business Combination for purposes of calculating the “Minimum Available Cash Condition” (as defined in the Business Combination Agreement), in each case, on the terms and subject to the conditions set forth therein.
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
For more information, the Company filed a Current Report on Form
8-K
on July 9, 2021, which includes and further describes the amendments to the Business Combination Agreement and the Sponsor Agreement.
On October 15, 2021, TopCo, SISH and Bridgepoint Advisors Limited (acting as manager of the Bridgepoint Beneficial Sellers (as defined in the Wiggle SPA)) and in its capacity as “Investor” Representative under the Wiggle SPA (“Bridgepoint”) (collectively, the “ROA Parties”) entered into a Redemption Offset Agreement (the “Redemption Offset Agreement”), pursuant to which the ROA Parties agreed to offset redemptions that occur above a certain level. The Redemption Offset Agreement provides, among other things, that (i) in the event that the level of redemptions by the public shareholders of the Company will require the release to such shareholders of an aggregate amount from the Trust Account exceeding the Redemption Threshold Amount (as defined in the Redemption Offset Agreement) (the amount by which the amount required to be released exceeds the Redemption Threshold Amount, the “Shortfall Amount”), then (A) SISH will subscribe for and purchase, and TopCo will issue TopCo Ordinary Shares in the amount of fifty percent (50%) of the lesser of the Shortfall Amount and $60 million (the “First Installment Shortfall Amount”) and (B) all or a portion of the First Consideration Installment (as defined in the Wiggle SPA) up to an aggregate amount equal to First Consideration Installment will be settled through the issuance of TopCo Ordinary Shares to the Wiggle Sellers (as defined in the Wiggle SPA) in accordance with the terms of the Wiggle SPA; (ii) in the event the Shortfall Amount exceeds $60 million, SISH will subscribe for and purchase, and TopCo will issue TopCo Ordinary Shares in an amount equal to the lesser of (A) the amount equal to the Shortfall Amount minus $60 million and (B) $30 million; (iii) in the event the Shortfall Amount exceeds $90 million, then all or a portion of the Third Consideration Installment (as defined in the Wiggle SPA) up to an amount equal to the lesser of the Third Consideration Installment and the difference between the shortfall amount and $90 million will be settled through the issuance of TopCo Ordinary Shares to the Wiggle Sellers in accordance with the terms of the Wiggle SPA; (iv) the shares issued to the Wiggle Sellers in satisfaction of a portion of all of the Third Consideration Installment pursuant to the Redemption Offset Agreement and the Wiggle SPA as discussed above will be subject to the lock-up restrictions set forth in that certain Lock-up Agreement (as described in the section of the Registration Statement on Form F-4 entitled “The Business Combination Agreement and Ancillary Documents”); and (v) any TopCo Ordinary Shares to be issued by TopCo to either of the ROA Parties pursuant to the Redemption Offset Agreement will be issued at Closing at a price of $10.00 per share.
On October 15, 2021, SISH and Bridgepoint and HUW CRWYS-Williams entered into the SPA Variation Agreement (the “SPA Variation Agreement”) pursuant to which the Wiggle SPA was amended to establish, among other things, that a portion of the cash consideration that the Wiggle Sellers were entitled to receive under the Wiggle SPA will be settled through the issuance of TopCo Ordinary Shares, under certain circumstances and pursuant to the terms and conditions set forth in the SPA Variation Amendment. I.
In connection with Amendment No. 2 to Business Combination Agreement, on October 15, 2021, Yucaipa, the Sponsor, SSU, TopCo and the Insiders entered into the Sponsor Agreement Amendment ( “Amendment No. 2 to Sponsor Agreement”) to reflect that the TopCo Ordinary Shares issued to the Sponsor in the PIPE Financing (as defined in the Registration Statement) would not be subject to a lock-up period following the Closing.
In connection with the foregoing transactions, Yucaipa and SSU entered into subscription agreements with certain new and current investors in the PIPE Financing pursuant to which the size of the PIPE Financing was increased by an additional $70 million (7,000,000 TopCo Ordinary Shares at a price of $10.00 per share), together with the initial PIPE Financing commitment, to a total of $372 million.
On October 18, 2021, the Company filed another Current Report on Form
8-K
with additional material agreements entered into with respect to the proposed business combination. See Note 10.
Liquidity and Going Concern
At September 30, 2021, the Company had approximately $15,000 in cash and working capital deficit of approximately $3.9 million.
The Company’s liquidity needs up to September 30, 2021, had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses of the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), and a loan of approximately $102,000 pursuant to the Note issued to the Sponsor (Note 4) which was fully repaid on August 7, 2020. Subsequent to the Initial Public Offering on August 6, 2020, and through September 30, 2021, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital
Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as amended, for the period ended December 31, 2020 as filed with the SEC on June 10, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K,
as amended, for the period from June 4, 2020 (inception) to December 31, 2020.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in
capital and an increase of approximately $27.8 million to accumulated deficit, as well as a reclassification of 3,349,356 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on August 13, 2020, and previously issued financial statements included in Form
10-Qs
and Form
10-K/A
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the balance sheet as of August 6, 2020, December 31, 2020, and the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $33.5 million, $37.5 million, $43.8 million, 43.5 million and $44.8 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securitie
s
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of

$250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021, is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021, and December 31, 2020.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The fair value of all warrants and units committed to be issued under the Forward Purchase Agreement were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants and units committed under the Forward Purchase Agreement continue to be valued using a Monte Carlo simulation model as of each measurement date.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the derivative liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require t
h
e use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 17,433,333 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from August 28, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,558,787	$889,697	$2,796,058	$699,014
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.08	$0.08

	For the Three Months Ended September 30, 2020		For The Period From June 4, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(3,376,363)	$(1,315,943)	$(3,224,203)	$(1,481,932)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,000,000	8,184,783	17,563,636	8,072,727

Basic and diluted net loss per ordinary share	$(0.16)	$(0.16)	$(0.18)	$(0.18)

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other
recently i
ssued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 - Initial Public Offering
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
of one redeemable warrant (eac
h
, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6)
.
Note 4 - Related Party Transactions
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company has agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. During the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from June 4, 2020 (inception) through September 30, 2020, the Company incurred $30,000, $90,000, $20,000 and $20,000, respectively, in expenses for these services which is included as administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021, and December 31, 2020, there was $10,000 and $0 balance outstanding included in due to related party on the accompanying condensed balance sheets, respectively.
Due to Related Party
As of September 30, 2021, there was approximately

$11,000
in due to related party included in current liabilities on the condensed balance sheets. The balance consists of monthly administrative expenses and the fees paid by the related party.
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into the Forward Purchase Agreement, which was subsequently amended in connection with the execution of the Business Combination Agreement (as described in Note 1).
Note 5 - Commitments & Contingencies
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
6-Warrant
Liabilities
As of September 30, 2021, the Company has 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A o
r
dinary shares per warrant (subject to adjustment).
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
Note 7 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(11,730,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,909,993)
Plus:
Accretion of carrying value to redemption value	30,639,993

Class A ordinary share subject to possible redemption	$345,000,000

Note 8 - Shareholders’ Equity (Deficit)
Preference shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there are no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and classified as temporary equity in the accompanying condensed balance sheets. See Note 7.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 13, 2020, the Company issued 8,625,000 Class B ordinary shares, of which up to 1,125,000 Class B shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares. On August 6, 2020, the Underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.
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

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities money market funds	$345,038,790	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$12,190,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$6,289,330
Forward purchase securities	$—	$—	$918,630
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities money market funds	$345,023,329	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$16,445,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$8,662,670
Forward purchase securities	$—	$—	$2,778,300
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded. There were no transfers to/from Level 1, 2 or 3 in the three and nine months ended September 30, 2021.
The fair value of all warrants and units committed to be issued under the Forward Purchase Agreement were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in September 2020. The fair value of the Private Placement Warrants and units committed under the Forward Purchase Agreement continue to be valued using a Monte Carlo simulation model as of each measurement date.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of September 30, 2021	As of December 31, 2020
Warrants:
Option term (in years)	5.0	5.0
Volatility	21%	22%
Risk-free interest rate	1.01%	0.36%
Expected dividends	0.00%	0.00%
Stock price	$9.88	$10.10
Forward purchase securities:
Expected term	0.1	0.7
Risk-free interest rate	0.05%	0.1%
Stock price	$1.06 - $9.88	$1.46 - $10.10
The change in the fair value of the derivative liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3- Private warrant liabilities and forward purchase securities liability at December 31, 2020	$11,440,970
Change in fair value of private warrant liabilities and forward purchase securities liability	(1,404,500)

Level 3 -Private warrant liabilities and forward purchase securities liability at March 31, 2021	$10,036,470
Change in fair value of private warrant liabilities and forward purchase securities liability	(582,460)

Level 3 -Private warrant liabilities and forward purchase securities liability at June 30, 2021	$9,454,010
Change in fair value of private warrant liabilities and forward purchase securities liability	(2,246,050)

Level 3 -Private warrant liabilities and forward purchase securities liability at September 30, 2021	$7,207,960

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date unaudited condensed financial statements were issued. Other than disclosed above, based on this evaluation, the Company does not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
As more fully described in Note 1 and Note 10 in Item 1 to this Quarterly Report on Form
10-Q,
on June 10, 2021, we entered into a Business Combination Agreement as amended on July 2, 2021 and on October 15, 2021 and into a series of Business Combination related agreements. We reviewed a number of opportunities to enter into a Business Combination with an operating business before entering into the Business Combination Agreement with SSU. We intend to finance the Business Combination with SSU through a combination of (i) TopCo Ordinary Shares issued to shareholders of SSU, (ii) cash held in the trust account net of redemptions and deferred underwriting discounts and (iii) gross proceeds from the PIPE Financing.
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

Liquidity and Going Concern
At September 30, 2021, we had approximately $15,000 in cash and working capital deficit of approximately $3.9 million. Our liquidity needs up to September 30, 2021, had been satisfied through the receipt of $25,000 from our Sponsor to cover certain expenses of our behalf in exchange for the issuance of the Founder Shares, and a loan of approximately $102,000 pursuant to a note issued to our Sponsor, and, subsequent to the Initial Public Offering, the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the outstanding Note balance of $102,000 in full on August 7, 2020. In order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Our management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $4.4 million, which consisted of a gain of approximately $5.5 million from the change in fair value of derivative warrant liabilities and an approximately $5,000 interest income earned on investments held in Trust account, which was partially offset by approximately $993,000 in general and administrative expenses and approximately $30,000 in administrative expenses - related party.
For the nine months ended September 30, 2021, we had net income of approximately $3.5 million, which consisted of a gain of approximately $8.5 million from the change in fair value of derivative warrant liabilities and an approximately $15,000 interest income earned on investments held in Trust account, which was partially offset by approximately $4.9 million in general and administrative expenses and approximately $90,000 in administrative expenses - related party.
For the three months ended September 30, 2020, we had a net loss of approximately $4.7 million, which consisted of approximately $122,000 in general and administrative expenses, $20,000 of related party administrative fees, an approximately $3.9 million loss from changes in fair value of warrant liabilities, and approximately 676,000 in offering cost – derivative warrant liabilities, partially offset by approximately $16,000 in interest income earned from investments held in the Trust Account.
For the period from June 4, 2020 (inception) through September 30, 2020, we had a net loss of approximately $4.7 million, which consisted of approximately $136,000 in general and administrative expenses, $20,000 of related party administrative fees, an approximately $3.9 million loss from changes in fair value of warrant liabilities, and approximately 676,000 in offering cost – derivative warrant liabilities, partially offset by approximately $16,000 in interest earned from investments held in the Trust Account.
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
Administrative Support Agreement
Commencing on the date that our securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or our liquidation, we have agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. During the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from June 4, 2020 (inception) through September 30, 2020, we incurred $30,000, $90,000, $20,000 and $20,000, respectively, in expenses for these services which is included as administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, there was $10,000 and $0 balance outstanding included in due to related party on the accompanying condensed balance sheets, respectively.
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
The fair value of all warrants and units committed to be issued under the Forward Purchase Agreement were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants and units committed under the Forward Purchase Agreement continue to be valued using a Monte Carlo simulation model as of each measurement date.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 17,433,333 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from August 28, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s form
10-K/A
that we filed with the SEC on June 10, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of June 10, 2021, by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., Olympics Merger Sub and SIGNA International Sports Holding GmbH (1)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of July 9, 2021, by and among the Company, SIGNA Sports United GmbH and SIGNA International Sports Holding GmbH (2)

2.3*	Amendment No. 2 to Business Combination Agreement, dated as of October 15, 2021, by and among Yucaipa Acquisition Corporation, SIGNA Sports United GmbH and SIGNA International Sports Holding GmbH (3).

2.4*	SPA Variation Agreement, dated October 15, 2021, by and among SIGNA International Sports Holding GmbH, Bridgepoint Advisors Limited and HUW CRWYS-Williams (3).

2.5*	Redemption Offset Agreement, dated October 15, 2021, by and among SIGNA Sports United B.V., SIGNA International Sports Holding GmbH and Bridgepoint Advisors Limited (3).

3.1	Amended and Restated Memorandum and Articles of Association (4)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (4)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (4)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (4)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (4)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (4)

10.5	Administrative Services Agreement between the Company and the Sponsor (4)

10.6	Forward Purchase Agreement between the Company and the Sponsor (4)

10.7	Forward Purchase Agreement Amendment, dated June 10, 2021, between the Company and the Sponsor (1)

10.8	Sponsor Letter Agreement, dated as of June 10, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH and certain individuals party thereto (1)

10.9	Amendment No. 1 to Sponsor Agreement, dated as of July 9, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH, Signa Sports United B.V. and certain individuals party thereto (2)

10.10*	Amendment No. 2 to Sponsor Agreement, dated as of October 15, 2021, by and among Yucaipa Acquisition Corporation, Yucaipa Acquisition Manager, LLC, SIGNA Sports United GmbH, Signa Sports United B.V. and certain individuals party thereto (3).

10.11	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and the Pre-Closing SSU Shareholders party thereto (1)

10.12	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and RSI S.C.S, SICAV-RAIF (1)

10.13	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and Bayerische Beamten Lebensversicherung a.G. (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 9, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 18, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 7, 2020 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

YUCAIPA ACQUISITION CORPORATION

By:	/s/ Ronald W. Burkle
Name:	Ronald W. Burkle
Title:	President and Chairman of the Board of Directors
(Principal Executive Officer)