Form 10-K/A
period 2020-12-31
Yucaipa Acquisition Corp
filed 2021-11-23
CIK 1815302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
As of November 23
, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Yucaipa Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 2 to the Annual Report on Form
10-K/A
(the “Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Yucaipa Acquisition Corporation as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 10, 2021 (the “First Amended Filing”).
In preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 6, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 10, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Q3 Form 10-Q.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
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
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.
We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 6, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
L
imitations on Redemptions
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
Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.
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
As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and forward purchase agreement we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant and forward purchase liabilities, change in fair value of derivative warrant liabilities and forward purchase agreement, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from June 4, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures” included in the First Amended Filing.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.
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
In preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 6, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 10, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
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
As more fully described in Note 1 of the notes to the financial statements included herein, on June 10, 2021, we entered into a Business Combination Agreement as amended on July 2, 2021 and on October 15, 2021 and into a series of Business Combination related agreements. We reviewed a number of opportunities to enter into a Business Combination with an operating business before entering into the Business Combination Agreement with SSU. We intend to finance the Business Combination with SSU through a combination of (i) TopCo Ordinary Shares issued to shareholders of SSU, (ii) cash held in the trust account net of redemptions and deferred underwriting discounts and (iii) gross proceeds from the PIPE Financing.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from June 4, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2020, its interim financial statements for the quarter ended September 30, 2020, and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Ronald W. Burkle	68	Chairman and President
Ira Tochner	59	Chief Financial Officer and Chief Operating Officer
Christel Sicé	44	Director
Yusef Jackson	49	Director
Ronald W. Burkle
, our Chairman and President since June 2020, is Managing Partner of The Yucaipa Companies, a private investment firm, which he founded in 1986. Mr. Burkle currently serves as Chairman of the Board of Soho House Holdings, Ltd., a group of members-only clubs and restaurants with locations all over the world, and The Ned, a
5-star
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
Ira Tochner
, our Chief Operating Officer and Chief Financial Officer since June 2020, is a Senior Partner at The Yucaipa Companies, which he joined in 1990. Mr. Tochner has been involved in all aspects of portfolio company ownership, including mergers and acquisitions, financings, portfolio company monitoring, strategic planning, labor relations, executive recruiting, asset dispositions, and public company reporting. Mr. Tochner currently serves as a director of O’Gara Coach Company, Aquahydrate Water Company, and YC Holdings. During his tenure at Yucaipa, Mr. Tochner has served on the board of directors of Americold Realty Trust (NYSE: COLD), Pathmark Stores (NASDAQ: PTMK), Dominick’s Supermarkets (NYSE: DFF), Fresh & Easy Stores, Golden State Foods, Wild Oats Marketing, Aloha Airlines, and TDS Logistics. Prior to joining The Yucaipa Companies, Mr. Tochner was employed by Arthur Andersen & Co. as an audit manager from 1983 to 1989. Mr. Tochner holds a Bachelor of Science in Business and Accounting from the University of Southern California.
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
one-for-one
basis, as described herein.

	Class B Ordinary Shares			Class A Ordinary Shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Approximate Percentage of Voting Control (2)
Yucaipa Acquisition Manager LLC (our sponsor) (3)	8,565,000		99.30%	—	—		19.9%
Integrated Core Strategies (US) LLC (4)	—		—	2,733,100	7.92%		6.34%
Ronald W. Burkle (3)	8,565,000		99.30%	—	—		19.9%
Ira Tochner	—		—	—	—		—
Christel Sicé	30,000	*		—	—	*
Yusef Jackson	30,000	*		—	—	*
All officers and directors as a group (four individuals)	8,625,000		100%	—	—		20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 9130 West Sunset Boulevard, Los Angeles, CA.
(2)	Assuming the automatic conversion of Class B ordinary shares into the shares of Class A ordinary shares at the time of the Company’s initial business combination.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from June 4, 2020 (inception) to December 31, 2020 and of services rendered in connection with our initial public offering, totaled $81,885.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from June 4, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from June 4, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from June 4, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of June 10, 2021, by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., Olympics Merger Sub and SIGNA International Sports Holding GmbH (1)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of July 9, 2021, by and among the Company, SIGNA Sports United GmbH and SIGNA International Sports Holding GmbH (2)

2.3	Amendment No. 2 to Business Combination Agreement, dated as of October 15, 2021, by and among Yucaipa Acquisition Corporation, SIGNA Sports United GmbH and SIGNA International Sports Holding GmbH (3).

2.4	SPA Variation Agreement, dated October 15, 2021, by and among SIGNA International Sports Holding GmbH, Bridgepoint Advisors Limited and HUW CRWYS-Williams (3).

2.5	Redemption Offset Agreement, dated October 15, 2021, by and among SIGNA Sports United B.V., SIGNA International Sports Holding GmbH and Bridgepoint Advisors Limited (3).

3.1	Amended and Restated Memorandum and Articles of Association (4)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (4)

4.2	Specimen Unit Certificate(5)

4.3	Specimen Class A Ordinary Share Certificate (5)

4.4	Specimen Warrant Certificate (5)

4.5	Description of Registrant’s Securities (6)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (4)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (4)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (4)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (4)

10.5	Administrative Services Agreement between the Company and the Sponsor (4)

10.6	Forward Purchase Agreement between the Company and the Sponsor (4)

10.7	Forward Purchase Agreement Amendment, dated June 10, 2021, between the Company and the Sponsor (1)

10.8	Sponsor Letter Agreement, dated as of June 10, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH and certain individuals party thereto (1)

10.9	Amendment No. 1 to Sponsor Agreement, dated as of July 9, 2021, by and among the Company, the Sponsor, SIGNA Sports United GmbH, Signa Sports United B.V. and certain individuals party thereto (2)

10.10	Amendment No. 2 to Sponsor Agreement, dated as of October 15, 2021, by and among Yucaipa Acquisition Corporation, Yucaipa Acquisition Manager, LLC, SIGNA Sports United GmbH, Signa Sports United B.V. and certain individuals party thereto (3).

10.11	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and the Pre-Closing SSU Shareholders party thereto (1)

10.12	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and RSI S.C.S, SICAV-RAIF (1)

10.13	Shareholder Undertaking, dated as of June 10, 2021, by and among by and among the Company, SIGNA Sports United GmbH, SIGNA Sports United B.V., and Bayerische Beamten Lebensversicherung a.G. (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 9, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 18, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 7, 2020 and incorporated by reference herein.
(5)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on July 29, 2020.
(6)	Incorporated by reference to the registrant’s Form 10-K, filed with the SEC on March 30, 2021.
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the Amendment No. 2 to the Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
November 23, 2021

YUCAIPA ACQUISITION CORPORATION

/s/ Ronald W. Burkle
Name:	Ronald W. Burkle
Title:	President and Chairman of the Board of Directors (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Amendment No. 2 to the Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ronald W. Burkle	President and Chairman of the Board of Directors	November 23, 2021
Ronald W. Burkle	(Principal Executive Officer)

/s/ Ira Tochner	Chief Financial Officer and Chief Operating Officer	November 23, 2021
Ira Tochner	( Principal Financial and Accounting Officer )

/s/ Christel Sicé	Director	November 23, 2021
Christel Sicé

/s/ Yusef Jackson	Director	November 23, 2021
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
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s working capital deficit, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
June 10, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is November 22, 2021

YUCAIPA ACQUISITION CORPORATION
BALANCE SHEET
December 31, 2020
(As Restated)

Assets
Current assets:
Cash	$1,041,923
Prepaid expenses	243,466

Total current assets	1,285,389
Investments held in Trust Account	345,023,329

Total assets	$346,308,718

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$111,025
Accrued expenses	53,539

Total current liabilities	164,564
Deferred underwriting commissions	12,075,000
Derivative liabilities	27,885,970

Total liabilities	40,125,534
Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no nonredeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	862
Additional paid-in capital	—
Accumulated deficit	(38,817,678)

Total shareholders’ equity	(38,816,816)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,308,718

The accompanying notes are an integral part of these financial statements.

YUCAIPA ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
For the Period from June 4, 2020 (inception) through December 31, 2020
(As Restated)

General and administrative expenses	$243,372
Administrative expenses—related party	50,000

Loss from operations	(293,372)
Interest income earned on investments held in Trust Account	23,329
Change in fair value of derivative liabilities	(10,103,970)
Offering costs—derivative warrant liabilities	(675,810)

Net loss	$(11,049,823)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,277,228

Basic and diluted net loss per share, Class A	$(0.33)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,324,257

Basic and diluted net loss per share, Class B	$(0.33)

The accompanying notes are an integral part of these financial statements.

YUCAIPA ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from June 4, 2020 (inception) through December 31, 2020
(As Restated)

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,848,000	—	2,848,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,872,138)	(27,767,855)	(30,639,993)
Net loss	—	—	—	—	—	(11,049,823)	(11,049,823)

Balance—December 31, 2020	—	$—	8,625,000	$862	$—	$(38,817,678)	$(38,816,816)

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

The obligation of the Company, TopCo, SSU, Merger Sub and SISH to consummate the Proposed Business Combination is subject to certain closing conditions, including, among others: (i) the registration statement on Form
F-4
(the “Registration Statement on Form
F-4”)
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
of the Exchange Act) remaining after the Closing, (vi) the Wiggle Acquisition being consummated simultaneously with the Closing and (vii) the termination of a certain affiliate agreement.
The proposed transaction is further described in the Company’s Current Report on Form
8-K
as filed with the SEC on June 11, 2021. The Business Combination Agreement, the forms of the Subscription Agreements, an amendment to the Forward Purchase Agreement, and other related agreements are included with the Form
8-K
filing.
On July 2, 2021, TopCo filed the Registration Statement on Form
F-4
with the SEC in connection with the Proposed Business Combination.
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
On October 18, 2021, the Company filed another Current Report on Form
8-K
with additional material agreements entered into with respect to the proposed business combination. See Note 11.
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
Note 2 —Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of August 6, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 10, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, and (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1 (collectively, the “Affected Periods”), and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

	As of December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$346,308,718	—	$346,308,718

Total liabilities	$40,125,534	—	$40,125,534

Class A ordinary shares subject to possible redemption	301,183,180	43,816,820	345,000,000
Preferred shares	—	—	—
Class A ordinary shares	438	(438)	—
Class B ordinary shares	862	—	862
Additional paid-in capital	16,048,527	(16,048,527)	—
Accumulated deficit	(11,049,823)	(27,767,855)	(38,817,678)

Total shareholders’ equity (deficit)	$5,000,004	$(43,816,820)	$(38,816,816)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,308,718	$—	$346,308,718

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from June 4, 2020 (inception) through December 31, 2020:

	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Value of Class A ordinary shares subject to possible redemption	$311,506,440	$(311,506,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(10,323,260)	$10,323,260.00	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from June 4, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From June 4, 2020 (Inception) Through December 31, 2020
Net loss	$(11,049,823)	$—	$(11,049,823)
Weighted average shares outstanding - Class A ordinary shares	34,500,000	(9,222,772)	25,277,228
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.33)	$(0.33)
Weighted average shares outstanding - Class B ordinary shares	8,324,257	—	8,324,257
Basic and diluted loss per share - Class B ordinary shares	$(1.33)	$1.00	$(0.33)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of August 6, 2020:

	As of August 6, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$347,278,700	—	$347,278,700

Total liabilities	$30,772,251	—	$30,772,251

Class A ordinary shares subject to possible redemption	311,506,440	33,493,560	345,000,000
Preferred stock	—	—	—
Class A ordinary shares	335	(335)	—
Class B ordinary shares	863	—	863
Additional paid-in capital	5,725,369	(5,725,369)	—
Accumulated deficit	(726,558)	(27,767,856)	(28,494,414)

Total shareholders’ equity (deficit)	$5,000,009	$(33,493,560)	$(28,493,551)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,278,700	$—	$347,278,700

See Note 11 for the unaudited interim balance sheet restatement as of September 30, 2020, unaudited interim supplemental cash flow restatement for the period from June 4, 2020 (inception) through September 30, 2020, and the earnings per share and weighted average share restatement for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020.
Subsequent to our previously issued Form 10-K/A on June 10, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the issuance of Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from June 4, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Note 8—
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows

Gross Proceeds for initial public offering and over-allotment	$345,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(18,909,993)
Proceeds allocated to Public Warrants at issuance	(11,730,000)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	30,639,993

Class A ordinary shares subject to possible redemption	$345,000,000
Note 9—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2020, there are no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified in temporary equity (see Note 8).
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
Note 10—Fair Value Measurements
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

Note 11—Quarterly Financial Information (Unaudited)
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
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of September 30, 2020:

	As of September 30, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$346,437,009		$346,437,009

Total liabilities	$33,910,137		$33,910,137

Class A ordinary shares subject to possible redemption	307,526,870	37,473,130	345,000,000
Preferred shares	—	—	—
Class A ordinary shares	375	(375)	—
Class B ordinary shares	863	—	863
Additional paid-in capital	9,704,899	(9,704,899)	—
Accumulated deficit	(4,706,135)	(27,767,856)	(32,473,991)

Total shareholders’ equity (deficit)	$5,000,002	$(37,473,130)	$(32,473,128)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,437,009	$—	$346,437,009

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from June 4, 2020 (inception) through June 30, 2021:

	Period From June 4, 2020 (Inception) Through September 30, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Value of Class A ordinary shares subject to possible redemption	$311,506,440	$(311,506,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(3,979,570)	$3,979,570	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the affected interim periods:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From June 4, 2020 (Inception) Through September 30, 2020
Net loss	$(4,706,135)	$—	$(4,706,135)
Weighted average shares outstanding—Class A ordinary shares	34,500,000	(16,936,364)	17,563,636
Basic and diluted loss per share—Class A ordinary shares	$—	$(0.18)	$(0.18)
Weighted average shares outstanding—Class B ordinary shares	8,072,727	—	8,072,727
Basic and diluted loss per share—Class B ordinary shares	$(0.59)	$0.41	$(0.18)

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Three months ended September 30, 2020
Net loss	$(4,692,306)	$—	$(4,692,306)
Weighted average shares outstanding—Class A ordinary shares	34,500,000	(13,500,000)	21,000,000
Basic and diluted loss per share—Class A ordinary shares	$—	$(0.16)	$(0.16)
Weighted average shares outstanding—Class B ordinary shares	8,184,783	—	8,184,783
Basic and diluted loss per share—Class B ordinary shares	$(0.58)	$0.42	$(0.16)