Form 10-Q/A
period 2021-09-30
Yucaipa Acquisition Corp
filed 2021-11-23
CIK 1815302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No.1)

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

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Yucaipa Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Yucaipa Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).
On November 15, 2021, Yucaipa Acquisition Corporation (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on August 6, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 6, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 6, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in this Quarterly Report on Form 10-Q/A.
The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q.

YUCAIPA ACQUISITION CORPORATION
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures (as restated)	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURE		32

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

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares						Total Shareholders’ Deficit
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020, as restated	—	$—	8,625,000	$862	$—	$(38,817,678)	$(38,816,816)
Net income	—	—	—	—		323,006	323,006

Balance - March 31, 2021 (Unaudited), as restated	—	—	8,625,000	862	—	(38,494,672)	(38,493,810)
Net loss	—	—	—	—	—	(1,276,418)	(1,276,418)

Balance - June 30, 2021 (Unaudited), as restated	—	—	8,625,000	862	—	(39,771,090)	(39,770,228)
Net income	—	—	—	—	—	4,448,484	4,448,484

Balance - September 30, 2021 (Unaudited)	—	$—	8,625,000	$862	$—	$(35,322,606)	$(35,321,744)

	For the Period from June 4, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total Shareholder’s Equity (Deficit)
	Class A		Class B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary s h ares to Sponso r	—	—	8,625,000	862	24,138	—	25,000
Net loss	—	—	—	—	—	(13,829)	(13,829)

Balance - June 30, 2020 (unaudited)	—	—	8,625,000	862	24,138	(13,829)	11,171
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,848,000	—	2,848,000
Accretion of Class A ordinary stock subject to possible redemption amount	—	—	—	—	(2,872,138)	(27,767,855)	(30,639,993)
Net loss	—	—	—	—	—	(4,692,306)	(4,692,306)

Balance - September 30, 2020 (unaudited)	—	$—	8,625,000	$862	$—	$(32,473,990)	$(32,473,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from June 4, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,495,072	$(4,706,135)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	5,000
Change in fair value of derivative liabilities	(8,488,010)	3,890,790
Offering cost- derivative warrant liabilities	—	675,810
Interest income earned on investments held in Trust Account	(15,461)	(16,417)
Changes in operating assets and liabilities:
Prepaid expenses	85,674	(263,919)
Accounts payable	(14,489)	27,520
Accrued expenses	3,899,066	49,827
Due to related party	11,320	—

Net cash used in operating activities	(1,026,828)	(337,524)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Repayment of notes pay a ble to related party	—	(102,031)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(7,328,772)

Net cash provided by financing activities	—	346,469,197

Net change in cash	(1,026,828)	1,131,673
Cash - beginning of the period	1,041,923	—

Cash - end of the period	$15,095	$1,131,673

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$85,000
Payment of offering costs through note payable - related party	$—	$97,031
Deferred underwriting commissions	$—	$12,075,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)
Note 1 - Description of Organization and Business Operations
Yucaipa Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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

Note 2 - Summary of Significant Accounting Policies (as restated)
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	A s Reported	Adjustment	As Restated
Total assets	$346,124,883		$346,124,883
Total liabilities	$39,618,693		$39,618,693
Class A ordinary shares subject to possible redemption	301,506,180	43,493,820	345,000,000
Preferred shares	—	—	—
Class A ordinary shares	435	(435)	—
Class B ordinary shares	862	—	862
Additional paid-in capital	15,725,530	(15,725,530)	—
Accumulated deficit	(10,726,817)	(27,767,855)	(38,494,672)
Total shareholders’ equity (deficit)	$5,000,010	$(43,493,820)	$(38,493,810)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,124,883	$—	$346,124,883

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$323,000	$(323,000)	$—

YUCAIPA ACQUISITION CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	A s Reported	Adjustment	As Restated
Total assets	$345,704,187		$345,704,187
Total liabilities	$40,474,414		$40,474,414
Class A ordinary shares subject to possible redemption	300,229,770	44,770,230	345,000,000
Preferred shares	—	—	—
Class A ordinary shares	448	(448)	—
Class B ordinary shares	862	—	862
Additional paid-in capital	17,001,928	(17,001,928)	—
Accumulated deficit	(12,003,235)	(27,767,854)	(39,771,089)
Total shareholders’ equity (deficit)	$5,000,003	$(44,770,230)	$(39,770,227)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$345,704,187	$—	$345,704,187

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(953,410)	$953,410	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
Three Months Ended March 31, 2021	As Reported	Adjustment	As Restated

Net income	$323,006	$—	$323,006
Weighted average shares outstanding - Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.01	$0.01
Weighted average shares outstanding - Class B ordinary shares	8,625,000		8,625,000
Basic and diluted earnings per share - Class B ordinary shares	$0.04	$(0.03)	$0.01

	Earnings Per Share
Three Months Ended June 30, 2021	As Reported	Adjustment	As Restated

Net loss	$(1,276,418)	$—	$(1,276,418)
Weighted average shares outstanding - Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B ordinary shares	8,625,000		8,625,000
Basic and diluted earnings per share - Class B ordinary shares	$(0.15)	$0.12	$(0.03)

	Earnings Per Share
Six Months Ended June 30, 2021	As Reported	Adjustment	As Restated

Net loss	$(953,412)	$—	$(953,412)
Weighted average shares outstanding - Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	8,625,000		8,625,000
Basic and diluted earnings per share - Class B ordinary shares	$(0.11)	$0.09	$(0.02)
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

Item 4. Controls and Procedures (as restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except for changes to the Company’s risk factors or additional risk factors that the Company may disclose from time to time in its future filings with the SEC, there have been no material changes from the risk factors previously disclosed in the Amendment No. 2 to the Company’s Annual Report on Form 10-K that was filed with the SEC on November 23, 2021.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of November 2021.

YUCAIPA ACQUISITION CORPORATION

By:	/s/ Ronald W. Burkle
Name:	Ronald W. Burkle
Title:	President and Chairman of the Board of Directors
(Principal Executive Officer)